Form 10-Q
period 2021-06-30
ESM Acquisition Corp
filed 2021-08-16
CIK 1841420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
16
, 2021, 30,694,067 Class A ordinary shares, par value $0.0001 per share, and 7,673,516 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ESM ACQUISITION CORPORATION
Quarterly Report on Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)
	Unaudited Condensed Balance Sheet as of June 30, 2021	3
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021	4
	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021	5
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through June 30, 2021	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEET
June 30, 2021

Assets
Current assets:
Cash	$1,436,835
Prepaid expenses	340,621

Total current assets	1,777,456
Investments held in Trust Account	306,951,239

Total Assets	$308,728,695

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts Payable	$65,241
Accrued expenses	156,113

Total current liabilities	221,354
Derivative warrant liabilities	16,150,470
Deferred underwriting commissions	10,742,923

Total liabilities	27,114,747

Commitments and Contingencies
Class A ordinary shares; 27,661,394 shares subject to possible redemption at $10.00 per share	276,613,940

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,032,673 shares issued and outstanding (excluding 27,661,394 shares subject to possible redemption)	303
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,673,516 shares issued and outstanding	767
Additional paid-in capital	2,201,714
Accumulated earnings	2,797,224

Total shareholders’ equity	5,000,008

Total Liabilities and Shareholders’ Equity	$308,728,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the period from January 13, 2021 (inception) through June 30, 2021
General and administrative expenses	$199,273	$356,777
General and administrative expenses - related party	37,000	37,000

Loss from operations	(236,273)	(393,777)
Other income (expenses)
Change in fair value of derivative warrant liabilities	3,258,560	3,915,581
Offering costs - derivative warrant liabilities	(13,480)	(735,150)
Income from investments held in Trust Account	7,236	10,570

Net income	$3,016,043	$2,797,224

Weighted average shares outstanding of Class A common stock subject to possible redemption , basic and diluted	26,733,312	27,059,456

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	11,395,924	9,770,182

Basic and diluted net income per share, non-redeemable common stock	$0.26	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended June 30, 2021 and for the Period From January 13, 2021 (Inception) Through June 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Earnings/ (Deficit)	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,138	—	25,001
Sale of units in initial public offering, less fair value of public warrants	30,000,000	3,000	—	—	287,556,386	—	287,559,386
Excess cash received over the fair value of the private placement warrants					1,217,894		1,217,894
Offering costs	—	—	—	—	(16,353,452)	—	(16,353,452)
Class A ordinary shares subject to possible redemption	(26,723,000)	(2,672)	—	—	(267,227,328)	—	(267,230,000)
Net loss	—	—	—	—	—	(218,819)	(218,819)

Balance - March 31, 2021 (unaudited)	3,277,000	$328	8,625,000	$863	$5,217,638	$(218,819)	$5,000,010
Sale of units in initial public offering, less fair value of public warrants	694,067	69	—	—	6,695,364	—	6,695,433
Excess cash received over the fair value of the private placement warrants	—	—	—	—	40,718	—	40,718
Offering costs	—	—	—	—	(368,256)	—	(368,256)
Forfeiure of Class B ordinary shares	—	—	(951,484)	(96)	96	—	—
Class A ordinary shares subject to possible redemption	(938,394)	(94)	—	—	(9,383,846)	—	(9,383,940)
Net income	—	—	—	—	—	3,016,043	3,016,043

Balance - June 30, 2021 (unaudited)	3,032,673	$303	7,673,516	$767	$2,201,714	$2,797,224	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Period From January 13, 2021 (Inception) Through June 30, 2021

Cash Flows from Operating Activities:
Net income	$2,797,224
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,915,581)
Offering costs - derivative warrant liabilities	735,150
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Income from investments held in Trust Account	(10,570)
Changes in operating assets and liabilities:
Prepaid expenses	(313,821)
Accounts payable	65,241
Accrued expenses	43,338

Net cash used in operating activities	(574,019)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(306,940,670)

Net cash used in investing activities	(306,940,670)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(154,739)
Proceeds received from initial public offering, gross	306,940,670
Proceeds received from private placement	8,638,813
Offering costs paid	(6,473,220)

Net cash provided by financing activities	308,951,524

Net change in cash	1,436,835

Cash - beginning of the period	—

Cash - end of the period	$1,436,835

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$112,775
Offering costs funded with note payable	$127,940
Prepaid expenses paid by related party under promissory note	$26,800
Deferred underwriting commissions	$10,742,923
Initial value of Class A ordinary shares subject to possible redemption	$286,392,240
Change in value of Class A common shares subject to possible redemption	$(9,778,300)
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is ESM Sponsor, LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 9, 2021. On March 12, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The underwriter partially exercised the over-allotment option and purchased an additional 694,067 Units on April 26, 2021, generating gross proceeds of approximately $6.9 million, and incurred additional offering costs of approximately $0.4 of which $0.2 million was for deferred underwriting commissions (see Note 6) (the “Over-Allotment”).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.5 million (see Note 5). Simultaneously with the closing of the Over-Allotment on April 26, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 92,542 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $0.1 million.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders (the “Public Shareholders”) of the Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Upon the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 27,661,394 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 13, 2021 (inception) through June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net income (loss) per ordinary share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 15,990,564 shares of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share as inclusion of such warrants would be anti-dilutive.
The Company’s statement of operations includes a presentation of net loss per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income from investments held in the Trust Account by the weighted average number of shares of Class A ordinary shares subject to possible redemption outstanding since original issuance.
Net loss per ordinary share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net loss, adjusted for income on investments held in the Trust Account attributable to Class A ordinary stock subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
Non-redeemable
ordinary shares include Founder Shares (as defined below) and non-redeemable
Class A ordinary shares, which have been classified as
non-redeemable
as of June 30, 2021, to maintain permanent equity of at least $5,000,001. These shares do not have any redemption features.
Non-redeemable
ordinary shares participate in the income on investments held in the Trust Account based on non-redeemable
Class A ordinary shares’ proportionate interest.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For The Period From January 13, 2021 (inception) through June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$6,521	$9,526
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable	$6,521	$9,526

Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	26,733,312	27,059,456

Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$3,016,043	$2,797,224
Net income allocable to Class A common stock subject to possible redemption	(6,521)	(9,526)

Non-redeemable net loss	$3,009,522	$2,787,698

Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,395,924	9,770,182

Basic and diluted net loss per share, Non-redeemable common stock	$0.26	$0.29

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 3 — Revision to Prior Period Financial Statements
During the course of preparing the quarterly report on Form
10-Q
for the period from January 13, 2021 (inception) through March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated March 12, 2021, filed on Form
8-K
on March 18, 2021 (the
“Post-IPO
Balance Sheet”).
On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. On their issuance on March 12, 2021, the Company’s warrants were classified in shareholders’ equity within the Company’s previously reported
Post-IPO
Balance Sheet.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As previously noted, the warrants were reflected as a component of shareholders’ equity in the
Post-IPO
Balance Sheet as opposed to liabilities, based on the Company’s application of ASC 815. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and th
e
 Company’s application of ASC 815 to the warrant agreement. The Company reassessed its accounting for warrants issued on March 12, 2021. Based on this reassessment, management determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.
The Company concluded that the misstatement was not material to the
Post-IPO
Balance Sheet. The effect of the revisions to the
Post-IPO
Balance Sheet is as follows:

	As of March 12, 2021
	As Previously Reported	Revision Adjustments	As Revised
Balance Sheet
Total assets	$302,526,800	$—	$302,526,800

Liabilities and stockholders’ equity
Total current liabilities	$634,557	$—	$634,557
Deferred underwriting commissions	10,500,000	—	10,500,000
Derivative warrant liabilities	—	19,722,720	19,722,720

Total liabilities	11,134,557	19,722,720	30,857,277
Class A common shares, $ 0.0001 par value; 28,639,224 (as previously reported) and 26,666,952 (as revised) shares subject to possible redemption	286,392,240	(19,722,720)	266,669,520
Stockholders’ equity
Preferred shares- $ 0.0001 par value	—	—	—
Class A common shares—$ 0.0001 par value; 1,360,776 (as previously reported) and 3,333,048 (as revised) shares issued and outstanding	136	197	333
Class B common shares—$ 0.0001 par value; 8,625,000 shares issued and outstanding	863	—	863
Additional paid-in-capital	5,056,640	423,753	5,480,393
Accumulated deficit	(57,636)	(423,950)	(481,586)

Total stockholders’ equity	5,000,003	—	5,000,003

Total liabilities and stockholders’ equity	$302,526,800	$—	$302,526,800

Note 4 — Initial Public Offering
On March 12, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions. The Company granted the underwriter a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The underwriter partially exercised the over-allotment option and purchased an additional 694,067 Units on April 26, 2021, generating gross proceeds of approximately $6.9 million and incurred additional offering costs of approximately $0.4 million, of which $0.2 million was for deferred underwriting commissions (see Note 6) (the “Over-Allotment”).
Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions
Founder Shares
On January 15, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of June 30, 2021, 7,673,516 Class B ordinary shares were outstanding with none subject to forfeiture.

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
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,666,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.5 million. Simultaneously with the closing of the Over-Allotment on April 26, 2021, the Company consummated th
e
 second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 92,542 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $0.1 million.
Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On January 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the earlier of January 31, 2022 or upon the completion of the Initial Public Offering. The Company borrowed a total of $154,740 under the Note. On March 15, 2021, the Company fully repaid the Note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on NYSE, the Company agreed to pay affiliates of the Sponsor a total of $10,000 per month office space, utilities, secretarial, administrative services and support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2021 and for the period from January 13, 2021(inception) through June 30, 2021, the Company incurred expenses of $37,000 and $37,000 under this agreement, respectively, included as general and administrative expenses, related party in the unaudited condensed statement of operations.

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
Note 7 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 3,032,673 Class A ordinary shares issued and outstanding, excluding 27,661,394 Class A ordinary shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 15, 2021, the Company issued 8,625,000 Class B ordinary shares, of which up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of June 30, 2021, 7,673,516 Class B ordinary shares were outstanding with none subject to forfeiture.
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
basis.
Note 8 — Derivative Warrant Liabilities
As of June 30, 2021, the Company had 10,231,355 Public Warrants and the 5,759,209 Private Placement Warrants outstanding.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as described below, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption f
e
ature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

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
The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815 (specifically, the instruments are not deemed to be indexed to the Company’s own stock and the warrant agreement includes tender offer provisions that do not provide cash to all shareholders). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The Public Warrants issued in connection with the Public Offering were measured at fair value using a Monte Carlo simulation model until observable prices in an active market for such warrants were available. The Public and Private Placement Warrants are valued using the publicly traded price of such warrants.
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$306,951,239	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$10,333,669	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$5,816,801	$—

	$10,333,669	$5,816,801	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the key inputs to the valuation model becam
e
 directly or indirectly observable from the Public Warrants listed price.
The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Private Placement Warrants is based on the listed price in an active market for such warrants.
For the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $3.2 million and $3.9 million, respectively, which is presented in the accompanying condensed statements of operations.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 9, 2021	April 26, 2021	June 30, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.59	$9.64	$9.70
Volatility	19.2%	15.2%	14.9%
Term	6.5	6.4	6.2
Risk-free rate	1.13%	1.14%	1.07%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period for the period from January 13, 2021 (inception) through June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at January 13, 2021 (inception)	$—
Issuance of Public Warrants	12,440,614
Issuance of Private Placement Warrants	7,282,106
Change in fair value of derivative warrant liabilities	(657,021)

Level 3 - Derivative warrant liabilities at March 31, 2021	$19,065,699
Issuance of Public Warrants - over-allotment	245,236
Issuance of Private Placement Warrants - over-allotment	98,095
Transfer of Public Warrants to Level 1	(12,261,026)
Transfer of Private Placement Warrants to Level 2	(7,148,003)

Level 3 - Derivative warrant liabilities at June 30, 2021	$—

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
Our sponsor is ESM Sponsor, LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 9, 2021. On March 12, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions. We granted the underwriter a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The underwriter partially exercised the over-allotment option and purchased an additional 694,067 Units on April 26, 2021, generating gross proceeds of approximately $6.9 million, and incurred additional offering costs of approximately $0.4 million of which $0.2 million was for deferred underwriting commissions (the “Over-allotment”).
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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.4 million in our operating bank account and working capital of approximately $1.6 million.
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

Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had a net income of approximately $3.0 million, which consisted of approximately $236,000 in general and administrative expenses, a gain of approximately $3.2 million resulting from changes in fair value of derivative warrant liabilities, approximately $13,000 of offering costs related to derivative warrant liabilities issued in the Over-Allotment and in the second closing of the Private Placement concurrent with the Over-Allotment, which was partially offset by approximately $7,000 of income on investments held in the Trust Account.
For the period from January 13, 2021 (inception) through June 30, 2021, we had a net income of approximately $2.8 million, which consisted of approximately $393,000 in general and administrative expenses, approximately $735,000 of offering costs related to derivative warrant liabilities, which was partially offset by approximately $3.9 million gain from changes in fair value of derivative warrant liabilities, and approximately $11,000 of income on investments held in the Trust Account.
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
Critical Accounting Policies
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 27,661,394 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
Net loss per ordinary shares
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 15,990,564 shares of our ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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
non-redeemable
shares’ proportionate interest.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The 10,231,355 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,759,209 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying values of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Private Placement Warrants is based on the listed price in an active market for such warrants.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market or interest rate risk to which we are exposed.
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
on March 18, 2021. Based on the guidance in ASC 815, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with FASB ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.
We have corrected the accounting for the warrants in this Quarterly Report on Form
10-Q.
The effect of the revision on specific line items in our March 12, 2021 audited closing date balance sheet can be found in footnote 3 of the Notes to Condensed Financial Statements.
Evaluation of Disclosure Controls and Procedures
In connection with the revision of our March 12, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our revision, management has made changes in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements for the period from January 13, 2021 (inception) through June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Except as described below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 10, 2021( the “Prospectus”). We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
The following discussion supplements the discussion under the heading “Risk Factors—Risks Relating to our Securities and Trust
Account” in the Prospectus.
We recently
re-evaluated
the accounting for our warrants and determined that our warrants will be accounted as a warrant liability, which may have an adverse effect on the market price of our Class A Ordinary Shares and may make it more difficult for us to consummate an initial business combination.
On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for
Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as us. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated
the accounting for the
warrants under ASC 815.
Based on such
re-evaluation,
we determined to account for 15,990,564 warrants (the 10,231,355 public warrants included in the units and the 5,759,209 private placement warrants purchased by our sponsor) in accordance with the guidance contained in ASC 815. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we are
re-classified
each of the warrants as a liability at its fair value as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a blank check company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest
bearing and payable on the earlier of January 31, 2022 or upon the completion of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Dated: August 16, 2021		ESM ACQUISITION CORPORATION

	By:	/s/ Sir Michael Davis
	Name:	Sir Michael Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey A. Ball
	Name:	Jeffrey A. Ball
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)