Form 10-Q
period 2021-09-30
ESM Acquisition Corp
filed 2021-11-18
CIK 1841420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November
18
, 2021, 30,694,067 Class A ordinary shares, par value $0.0001 per share, and 7,673,516 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ESM ACQUISITION CORPORATION
Quarterly Report on Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements (Unaudited)
	Unaudited Condensed Balance Sheet as of September 30, 2021	3
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021	4
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021	5
	Unaudited Condensed Statement of Cash Flows for the period from January 13, 2021 (inception) through September 30, 2021	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	32
Item 6.	Exhibits	32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED BALANCE SHEET
September 30, 2021

Assets
Current assets:
Cash	$1,302,827
Prepaid expenses	263,041

Total current assets	1,565,868
Investments held in Trust Account	306,985,306

Total Assets	$308,551,174

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$40,369
Accrued expenses	623,677

Total current liabilities	664,046
Derivative warrant liabilities	10,553,773
Deferred underwriting commissions	10,742,923

Total liabilities	21,960,742
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 30,694,067 shares at $10.00 per share	306,940,670
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or oustanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,673,516 shares issued and outstanding	767
Additional paid-in capital	—
Accumulated deficit	(20,351,005)

Total shareholders’ deficit	(20,350,238)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$308,551,174

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the period from January 13, 2021 (inception) through September 30, 2021
General and administrative expenses	$624,280	$981,057
General and administrative expenses - related party	30,000	67,000

Loss from operations	(654,280)	(1,048,057)
Other income (expenses)
Change in fair value of derivative warrant liabilities	5,596,697	9,512,278
Offering costs - derivative warrant liabilities	—	(735,150)
Income from investments held in Trust Account	34,067	44,637

Net income	$4,976,484	$7,773,708

Weighted average shares outstanding of Class A ordinary shares	30,694,067	23,753,496

Basic and diluted net income per share, Class A ordinary shares	$0.13	$0.25

Weighted average shares outstanding of Class B ordinary shares	7,673,516	7,607,035

Basic and diluted net income per share, Class B ordinary shares	$0.13	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended September 30, 2021 and for the Period From January 13, 2021 (Inception) Through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Excess cash received over the fair value of the private placement warrants					1,217,894		1,217,894
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(1,242,031)	(27,552,034)	(28,794,065)
Net loss	—	—	—	—	—	(218,819)	(218,819)

Balance - March 31, 2021 (unaudited), as restated	—	$—	8,625,000	$863	$—	$(27,770,853)	$(27,769,990)
Excess cash received over the fair value of the private placement warrants	—	—	—	—	40,718	—	40,718
Forfei t ure of Class B ordinary shares	—	—	(951,484)	(96)	96	—	—
Accretion of Class A ordinary shares subject to possible redemption amount (over-allotment)	—	—	—	—	(40,814)	(572,679)	(613,493)
Net income	—	—	—	—	—	3,016,043	3,016,043

Balance - June 30, 2021 (unaudited), as restated	—	$—	7,673,516	$767	$—	$(25,327,489)	$(25,326,722)
Net income	—	—	—	—	—	4,976,484	4,976,484

Balance - September 30, 2021 (unaudited)	—	$—	7,673,516	$767	$—	$(20,351,005)	$(20,350,238)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the Period From January 13, 2021 (Inception) Through September 30, 2021

Cash Flows from Operating Activities:
Net income	$7,773,708
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,512,278)
Offering costs - derivative warrant liabilities	735,150
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
Income from investments held in Trust Account	(44,637)
Changes in operating assets and liabilities:
Prepaid expenses	(236,241)
Accounts payable	40,369
Accrued expenses	517,702

Net cash used in operating activities	(701,227)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(306,940,670)

Net cash used in investing activities	(306,940,670)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(154,739)
Proceeds received from initial public offering, gross	306,940,670
Proceeds received from private placement	8,638,813
Offering costs paid	(6,480,020)

Net cash provided by financing activities	308,944,724

Net change in cash	1,302,827
Cash - beginning of the period	—

Cash - end of the period	$1,302,827

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$105,975
Offering costs funded with note payable	$127,940
Prepaid expenses paid by related party under promissory note	$26,800
Deferred underwriting commissions	$10,742,923
The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
ESM Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on January 13, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering along with other income and expenses related to changes in the fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders (the “Public Shareholders”) of the Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Upon the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Liquidity
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the financial statement
s
. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.
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
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on March 18, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).
The impact of the revision to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately $33.3 million, a decrease to additional paid-in capital of $5.5 million, an increase to the accumulated deficit of $27.8 million, and the reclassification of 3,333,048 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption.

As of March 12, 2021	As Reported	Adjustment	As Restated
Total assets	$302,526,800		$302,526,800

Total liabilities	$30,857,277		$30,857,277

Class A ordinary shares subject to possible redemption	266,669,520	33,330,480	300,000,000
Preference shares	—	—	—
Class A ordinary shares	333	(333)	—
Class B ordinary shares	863	—	863
Additional paid-in capital	5,480,393	(5,480,393)	—
Retained earnings (accumulated deficit)	(481,586)	(27,849,754)	(28,331,340)

Total shareholders’ equity (deficit)	$5,000,003	$(33,330,480)	$(28,330,477)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$302,526,800	$—	$302,526,800

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$302,027,864		$302,027,864

Total liabilities	$29,797,854		$29,797,854

Class A ordinary shares subject to possible redemption	267,230,000	32,770,000	300,000,000
Preference shares	—	—	—
Class A ordinary shares	328	(328)	—
Class B ordinary shares	863	—	863
Additional paid-in capital	5,217,638	(5,217,638)	—
Retained earnings (accumulated deficit)	(218,819)	(27,552,034)	(27,770,853)

Total shareholders’ equity (deficit)	$5,000,010	$(32,770,000)	$(27,769,990)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$302,027,864	$—	$302,027,864

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 13, 2021 (inception) through March 31, 2021:

Form 10-Q: For the Period from January 13, 2021 (Inception) Through March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow Used In Operating Activities	$(471,139)	$—	$(471,139)
Cash Flows Used In Investing Activities	$(300,000,000)	$—	$(300,000,000)
Cash Flows Provided By Financing Activities	$1,603,039	$—	$1,603,039
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$176,099	$—	$176,099
Offering costs paid by related party under promissory note	$127,940	$—	$127,940
Reclassification of offering costs from liabilities to additional paid in capital	$304,039	$—	$304,039
Prepaid expenses paid by related party under promissory note	$26,800	$—	$26,800
Deferred underwriting commissions in connection with the initial public offering	$10,500,000	$—	$10,500,000
Initial value of Class A ordinary shares subject to possible redemption	$266,669,520	$(266,669,520)	$—
Change in value of Class A ordinary shares subject to possible redemption	$560,480	$(560,480)	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$308,728,695		$308,728,695

Total liabilities	$27,114,747		$27,114,747

Class A ordinary shares subject to possible redemption	276,613,940	30,326,730	306,940,670
Preference shares	—	—	—
Class A ordinary shares	303	(303)	—
Class B ordinary shares	767	—	767
Additional paid-in capital	2,201,714	(2,201,714)	—
Retained earnings (accumulated deficit)	2,797,224	(28,124,713)	(25,327,489)

Total shareholders’ equity (deficit)	$5,000,008	$(30,326,730)	$(25,326,722)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$308,728,695	$—	$308,728,695

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 13, 2021 (inception) through June 30, 2021:

Form 10-Q: For the Period from January 13, 2021 (Inception) Through June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow Used In Operating Activities	$(574,019)	$—	$(574,019)
Cash Flows Used In Investing Activities	$(309,940,670)	$—	$(309,940,670)
Cash Flows Provided By Financing Activities	$308,951,524	$—	$308,951,524
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$112,775	$—	$112,775
Offering costs funded with note payable	$127,940	$—	$127,940
Prepaid expenses paid by related party under promissory note	$26,800	$—	$26,800
Deferred underwriting commissions in connection with the initial public offering	$10,742,923	$—	$10,742,923
Initial value of Class A ordinary shares subject to possible redemption	$286,392,250	$(286,392,250)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(9,778,300)	$9,778,300	$—

1
1

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary shares
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the Period from January 13, 2021 (Inception) Through March 31, 2021
Net loss	$(218,819)	$—	$(218,819)
Weighted average shares outstanding	28,543,413	(20,851,105)	7,692,308
Basic and diluted loss per share	$—	$(0.01)	$(0.01)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net income	$3,016,043	$—	$3,016,043
Weighted average shares outstanding	26,733,312	3,770,077	30,503,389
Basic and diluted earnings per share	$—	$0.08	$0.08
Form 10-Q (June 30, 2021) - For the Period from January 13, 2021 (Inception) Through June 30, 2021
Net income	$2,797,224	$—	$2,797,224
Weighted average shares outstanding	27,059,456	(7,084,258)	19,975,198
Basic and diluted earnings per share	$—	$0.10	$0.10

	EPS for Class B ordinary shares
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the Period from January 13, 2021 (Inception) Through March 31, 2021
Net loss	$(218,819)	$—	$(218,819)
Weighted average shares outstanding	7,873,484	(373,484)	7,500,000
Basic and diluted earnings per share	$0.08	$(0.09)	$(0.01)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net income	$3,016,043	$—	$3,016,043
Weighted average shares outstanding	11,395,924	(3,764,357)	7,631,567
Basic and diluted earnings per share	$0.17	$(0.09)	$0.08
Form 10-Q (June 30, 2021) - For the Period from January 13, 2021 (Inception) Through June 30, 2021
Net income	$2,797,224	$—	$2,797,224
Weighted average shares outstanding	9,770,182	(2,199,338)	7,570,844
Basic and diluted earnings per share	$0.17	$(0.07)	$0.10
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the unaudited condensed balance sheet.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 30,694,067 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.
Effective with the closing of the Initial Public Offering (including the sale of shares in the Over-Allotment), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 13, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,990,564 Class A ordinary shares in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended September 30, 2021		For the period from January 13, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,981,187	$995,297	$5,888,062	$1,885,646
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,694,067	7,673,516	23,753,496	7,607,035

Basic and diluted net income (loss) per ordinary share	$0.13	$0.13	$0.25	$0.25

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU
2020-06
on January 13, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

1
5

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Initial Public Offering
On March 12, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions. The Company granted the underwriter a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The underwriter partially exercised the over-allotment option and purchased an additional 694,067 Units on April 26, 2021, generating gross proceeds of approximately $6.9 million and incurred additional offering costs of approximately $0.4 million, of which $0.2 million was for deferred underwriting commissions (see Note 5) (the “Over-Allotment”).
Each Unit consists of one Class A ordinary share, and
one-third
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).
Note 4 - Related Party Transactions
Founder Shares
On January 15, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of September 30, 2021, 7,673,516 Class B ordinary shares were outstanding with none subject to forfeiture.
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

1
6

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
On January 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promiss
o
ry note (the “Note”). The Note was
non-interest
bearing and payable on the earlier of January 31, 2022 or upon the completion of the Initial Public Offering. The Company borrowed a total of $154,740 under the Note. On March 15, 2021, the Company fully repaid the Note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on NYSE, the Company agreed to pay affiliates of the Sponsor a total of $10,000 per month for office space, utilities, secretarial, administrative services and support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021, the Company incurred expenses of $30,000 and $67,000 under this agreement, respectively, included as general and administrative expenses, related party in the unaudited condensed statement of operations.
Note 5 - Commitments and Contingencies
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
Upon the partial exercise of the over-allotment in April 2021, the underwriters were paid $0.1 million in fees and an additional deferred underwriting commission of approximately $0.2 million.

1
7

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021, there were 30,694,067 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$306,940,670
Less:
Fair value of Public Warrants at issuance	(12,685,851)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,721,708)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	29,407,559

Class A ordinary shares subject to possible redemption	$306,940,670

Note 7 - Shareholders’ Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 30,694,067 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and classified as temporary equity (see Note 6).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 15, 2021, the Company issued 8,625,000 Class B ordinary shares, of which up to 1,125,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering and Over-Allotment. Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of September 30, 2021, 7,673,516 Class B ordinary shares were issued and outstanding with none subject to forfeiture.
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

1
8

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
basis.
Note 8 - Derivative Warrant Liabilities
As of September 30, 2021, the Company had 10,231,355 Public Warrants and the 5,759,209 Private Placement Warrants outstanding.
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

1
9

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$306,985,306	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,752,694	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,801,078	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.
The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants.
For the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $5.6 million and $9.5 million, respectively, which is presented in the accompanying condensed statements of operations.
Inherent in a Monte-Carlo simulation and a Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	Initial Fair Value	Over-Allotment
Exercise price	$11.50	$11.50
Share price	$9.59	$9.64
Volatility	19.2%	15.2%
Term	6.5	6.4
Risk-free rate	1.13%	1.14%
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 13, 2021 (inception) through September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at January 13, 2021 (inception)	$—
Issuance of Public Warrants	12,440,614
Issuance of Private Placement Warrants	7,282,106
Change in fair value of derivative warrant liabilities	(657,021)

Level 3 - Derivative warrant liabilities at March 31, 2021	19,065,699
Issuance of Public Warrants - over-allotment	245,236
Issuance of Private Placement Warrants - over-allotment	98,095
Transfer of Public Warrants to Level 1	(12,261,026)
Transfer of Private Placement Warrants to Level 2	(7,148,004)

Level 3 - Derivative warrant liabilities at June 30, 2021	$—

Level 3 - Derivative warrant liabilities at September 30, 2021	$—

Note 10 - Subsequent Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these unaudited condensed financial statements were issued. Based upon this review
,
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
Our sponsor is ESM Sponsor, LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 9, 2021. On March 12, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions. We granted the underwriter a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The underwriter partially exercised the over-allotment option and purchased an additional 694,067 Units on April 26, 2021, generating gross proceeds of approximately $6.9 million, and incurring additional offering costs of approximately $0.4 million of which $0.2 million was for deferred underwriting commissions (the “Over-allotment”).
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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.3 million in our operating bank account and working capital of approximately $0.9 million.
Prior to the completion of the Initial Public Offering, we lacked the liquidity we needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the financial statements. We have since completed our Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to us for general working capital purposes. Accordingly, management has since reevaluated our liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, although our Sponsor has no obligation to provide such funds, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
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

Results of Operations
Our entire activity since inception up to September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended September 30, 2021, we had a net income of approximately $5.0 million, which consisted of a noncash gain of approximately $5.6 million resulting from changes in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $34,000, partially offset by approximately $654,000 of general and administrative expenses, including $30,000 of general and administrative expenses to related parties.
For the period from January 13, 2021 (inception) through September 30, 2021, we had a net income of approximately $7.8 million, which consisted of a noncash gain of approximately $9.5 million resulting from changes in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $45,000, partially offset by approximately $1.0 million of general and administrative expenses, including $67,000 of general and administrative expenses to related parties.
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

Critical Accounting Policies
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 30,694,067 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheet.
Effective with the closing of the Initial Public Offering (including the Over-allotment), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net income (loss) per ordinary share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,990,564 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
at the end of each reporting period.
The 10,231,355 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,759,209 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying values of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU
2020-06
on January 13, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 12, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Except as described below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 10, 2021 (the “Prospectus”). We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The following discussion supplements the discussion under the heading “Risk Factors-Risks Relating to our Securities and Trust Account” in the Prospectus.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Our management and our audit committee concluded that it was appropriate to restate our previously filed financial statements to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of our initial public offering and exercise of the over-allotment option. Our previously filed financial statements that contained the error were reported in our Form 8-K filed with the SEC on March 18, 2021 and our Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021. As part of such process, we identified a material weakness in our internal controls over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
Our management and our audit committee concluded that it was appropriate to restate our previously filed financial statements to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of our initial public offering and exercise of the over-allotment option. Our previously filed financial statements that contained the error were reported in our Form 8-K filed with the SEC on March 18, 2021 and our Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021. As part of such process, we identified a material weakness in our internal controls over financial reporting.
As a result of such material weakness, the restatement of our financial statements and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement of our financial statements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
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
In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest
bearing and payable on the earlier of January 31, 2022 or upon the completion of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.
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

Dated: November 18, 2021		ESM ACQUISITION CORPORATION

	By:	/s/ Sir Michael Davis
	Name:	Sir Michael Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey A. Ball
	Name:	Jeffrey A. Ball
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)