Form 10-Q
period 2022-03-31
ESM Acquisition Corp
filed 2022-05-17
CIK 1841420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40176

ESM Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1576763
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2229 San Felipe, Suite 1300 Houston, TX	77019
(Address of principal executive offices)	(Zip Code)
(713)
579-5000
(Registrant’s telephone number, including area code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 16, 2022, there
were 30,694,067 Class A ordinary shares, $0.0001 par value, and 7,673,516 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ESM ACQUISITION CORPORATION
Quarterly Report on
Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	5

	Condensed Balance Sheets as of March 31, 2022 and December 31, 2021 (unaudited)	5

	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and the period from January 13, 2021 (inception) through March 31, 2021 (Unaudited)	6

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and the period from January 13, 2021 (inception) through March 31, 2021 (Unaudited)	7

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and the period from January 13, 2021 (inception) through March 31, 2021 (Unaudited)	8

	Notes to Unaudited Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
ESM ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$443,304	$1,144,155
Prepaid expenses	184,525	191,491

Total current assets	627,829	1,335,646
Investments held in Trust Account	307,145,613	307,015,707

Total Assets	$307,773,442	$308,351,353

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$149,544	$361,404
Accrued expenses	2,558,740	1,748,867

Total current liabilities	2,708,284	2,110,271
Derivative warrant liabilities	6,396,226	11,673,112
Deferred underwriting commissions	10,742,923	10,742,923

Total liabilities	19,847,433	24,526,306
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 30,694,067 shares at $10.003 and $10.000 per share as of March 31, 2022 and December 31, 2021, respectively	307,045,613	306,940,670
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 30,694,067 shares subject to possible redemption as of March 31, 2022 and December 31, 2021)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,673,516 shares issued and outstanding as of March 31, 2022 and December 31, 2021	767	767
Additional paid-in capital	—	—
Accumulated deficit	(19,120,371)	(23,116,390)

Total shareholders’ deficit	(19,119,604)	(23,115,623)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$307,773,442	$308,351,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From January 13, 2021 (Inception) through March 31, 2021
General and administrative expenses	$1,275,830	$157,504
General and administrative expenses - related party	30,000	—

Loss from operations	(1,305,830)	(157,504)
Other income (expenses)
Change in fair value of derivative warrant liabilities	5,276,886	657,021
Offering costs - derivative warrant liabilities	—	(721,670)
Income from investments held in Trust Account	129,906	3,334

Net income (loss)	4,100,962	(218,819)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	(104,943)	—

Net income (loss) available to ordinary shareholders	$3,996,019	$(218,819)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,694,067	7,692,308

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$(0.01)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,673,516	7,500,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	7,673,516	$767	$—	$(23,116,390)	$(23,115,623)
Net income	—	—	—	—	—	4,100,962	4,100,962
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(104,943)	(104,943)

Balance - March 31, 2022	—	$—	7,673,516	$767	$—	$(19,120,371)	$(19,119,604)

FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Excess cash received over the fair value of the private placement warrants					1,217,894		1,217,894
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(1,242,031)	(27,552,034)	(28,794,065)
Net loss	—	—	—	—	—	(218,819)	(218,819)

Balance - March 31, 2021	—	$—	8,625,000	$863	$—	$(27,770,853)	$(27,769,990)

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

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Period From January 13, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,100,962	$(218,819)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,276,886)	(657,021)
Offering costs - derivative warrant liabilities	—	721,670
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,001
Income from investments held in Trust Account	(129,906)	(3,334)
Changes in operating assets and liabilities:
Prepaid expenses	6,966	(394,692)
Accounts payable	(211,860)	—
Accrued expenses	809,873	56,056

Net cash used in operating activities	(700,851)	(471,139)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(154,739)
Proceeds received from initial public offering, gross	—	300,000,000
Proceeds received from private placement	—	8,500,000
Offering costs paid	—	(6,271,083)

Net cash provided by financing activities	—	302,074,178

Net change in cash	(700,851)	1,603,039
Cash - beginning of the period	1,144,155	—

Cash - end of the period	$443,304	$1,603,039

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$176,099
Offering costs included in note payable	$—	$127,939
Prepaid expenses paid by related party under promissory note	$—	$26,800
Deferred underwriting commissions	$—	$10,500,000
Remeasurement on Class A ordinary shares subject to possible redemption	$(104,943)	$(27,552,034)
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and after the IPO, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering along with other income and expenses related to changes in the fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
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
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 5, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on April 5, 2022.
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the conditions and events that are relevant to the Company’s ability to meet its obligations as they become due within one year after the date that financial statements are issued. As of March 31, 2022, the Company had approximately $0.4 million in its operating bank account and a working capital deficit of approximately $2.1 milli
on. The Company expects the current cash balance to become depleted by September 30, 2022.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidity, and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. Management plans to complete a business combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however no financing is currently committed.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the accompanying condensed balance sheets.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 30,694,067 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering (including the sale of shares in the Over-Allotment), the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
No
amounts were accrued for the payment of interest and penalties for the period from January 13, 2021 (inception) through March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,990,564 Class A ordinary shares in the calculation of diluted income (loss) per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For The Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$3,196,815	$799,204
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,694,067	7,673,516

Basic and diluted net income per ordinary share	$0.10	$0.10

	For The Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(110,794)	$(108,025)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,692,308	7,500,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering
On March 12, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions. The Company granted the underwriter a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The underwriter partially exercised the over-allotment option and purchased an additional 694,067 Units on April 26, 2021, generating gross proceeds of approximately $6.9 million and incurred additional offering costs of approximately $0.4 million, of which $0.2 million was for deferred underwriting commissions (see Note 5). Each Unit consists of one Class A ordinary share, and one-third
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).
Note 4 - Related Party Transactions
Founder Shares
On January 15, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of March 31, 2022 and December 31, 2021, 7,673,516 Class B ordinary shares were outstanding with none subject to forfeiture.
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

Related Party Loans
On January 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest
bearing and payable on the earlier of January 31, 2022 or upon the completion of the Initial Public Offering. The Company borrowed a total of $154,739 under the Note, all of which represents certain costs paid by the Sponsor on the Company’s behalf. On March 15, 2021, the Company fully repaid the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on NYSE, the Company agreed to pay affiliates of the Sponsor a total of $10,000 per month for office space, utilities, secretarial, administrative services and support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021, the Company incurred expenses of $30,000 and $0, respectively, under this agreement, which are presented as general and administrative expenses-related party in the accompanying condensed statements of operations.
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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2022 and December 31, 2021, there were 30,694,067 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed balance sheets are reconciled on the following table:

Gross proceeds from the Initial Public Offering	$306,940,670
Less:
Fair value of Public Warrants at issuance	(12,685,850)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,721,708)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption amount	29,407,558

Class A ordinary shares subject to possible redemption as of December 31, 2021	$306,940,670

Class A ordinary shares subject to possible redemption as of December 31, 2021	$306,940,670
Remeasurement on Class A ordinary shares subject to possible redemption amount	104,943

Class A ordinary shares subject to possible redemption as of March 31, 2022	$307,045,613

Note 7 - Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 30,694,067 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and classified as temporary equity (see Note 6).
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
Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of March 31, 2022 and December 31, 2021, 7,673,516 Class B ordinary shares were issued and outstanding with none subject to forfeiture. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.

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
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately meet the performance condition multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
Note 8 - Derivative Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had 10,231,355 Public Warrants and the 5,759,209 Private Placement Warrants outstanding.
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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury securities	$307,145,613	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$4,092,542	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$2,303,684	$—

December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury securities	$307,015,707	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$7,468,889	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$4,204,223	$—
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
For the three months ended March 31, 2022, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $5.3 million. For the period from January 13, 2021 (inception) through March 31, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $0.7 million. Gains and losses from changes in fair value of derivative warrant liabilities are presented in the accompanying condensed statements of operations. Inherent in a Monte-Carlo simulation and a Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 13, 2021 (inception) through March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at January 13, 2021 (inception)	$—
Issuance of Public Warrants	12,440,614
Issuance of Private Placement Warrants	7,282,106
Change in fair value of derivative warrant liabilities	(657,021)

Level 3 - Derivative warrant liabilities at March 31, 2021	$19,065,699
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed financial statements and related notes included in Part I, Item 1 of this Quarterly Report. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form
10-K.
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

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the conditions and events that are relevant to the Company’s ability to meet its obligations as they become due within one year after the date that financial statements are issued. As of March 31, 2022, the Company had approximately $0.4 million in its operating bank account and a working capital deficit of approximately $2.1 million. The Company expects the current cash balance to become depleted by September 30, 2022.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements -Going Concern,” management has determined that the Company’s liquidity, and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. Management plans to complete a business combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however no financing is currently committed.
Results of Operations
Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended March 31, 2022, we had a net income of approximately $4.0 million, which consisted approximately $130,000 in interest income from investments held in the trust account, non-operating
income of approximately $5.3 million resulting from changes in fair value of derivative warrant liabilities, offset by approximately $1.3 million in general and administrative expenses.
For the period from January 13, 2021 (inception) through March 31, 2021, we had net loss of approximately $219,000, which consisted of approximately $158,000 general and administrative expenses, approximately $722,000 of offering costs related to derivative warrant liabilities, which was partially offset by a non-operating
gain of approximately $657,000 resulting from changes in fair value of derivative warrant liabilities, and approximately $3,000 of income on investments held in the Trust Account.
Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed on March 9, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up
period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.
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

Risks and Uncertainties
Management continues to evaluate the impact of the

COVID-19

pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Critical Accounting Policies

Class A ordinary shares subject to possible redemption
We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 30,694,067 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering (including the sale of shares in the Over-Allotment), we recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Net income (loss) per ordinary share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,990,564 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 13, 2021 (inception) through March 31, 2021. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging

growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 12, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness resulted in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below:
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A.Risk Factors.
Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K.
There have been no material changes from the risk factors previously disclosed in such filing.
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
In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest
bearing and payable on the earlier of January 31, 2022 or upon the completion of the Initial Public Offering. As of March 31, 2022, the loan balance was $0.
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
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
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

Dated: May 16, 2022		ESM ACQUISITION CORPORATION

	By:	/s/ Sir Michael Davis
	Name:	Sir Michael Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey A. Ball
	Name:	Jeffrey A. Ball
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)