Form 10-Q
period 2022-06-30
ESM Acquisition Corp
filed 2022-08-15
CIK 1841420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one warrant	ESM.U	New York Stock Exchange
Class A ordinary shares	ESM	New York Stock Exchange
Warrants	ESM.WS	New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
15
, 2022, there were 30,694,067 Class A ordinary shares, $0.0001 par value, and 7,673,516 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ESM ACQUISITION CORPORATION
Quarterly Report on Form
10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4

	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	4

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the period from January 13, 2021 (inception) through June 30, 2021	5

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the period from January 13, 2021 (inception) through June 30, 2021	6

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from January 13, 2021 (inception) through June 30, 2021	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

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

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our Initial Public Offering; and

•	the other risks and uncertainties discussed under the heading “Risk Factors” and elsewhere in this report.
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

•
“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our Initial Public Offering and our Class A ordinary shares that will be issued upon conversion thereof as provided therein;

•	“initial shareholders” are to our sponsor and any other holders of our founder shares prior to our Initial Public Offering;

•	“Initial Public Offering” refers to our initial public offering of units, which initially closed on March 21, 2021;

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

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our Initial Public Offering;

•
“public shareholders” are to the holders of our public shares, including our sponsor, directors and officers to the extent our sponsor, directors or officers purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

•
“public shares” are to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they are purchased in our Initial Public Offering or thereafter in the open market);

•	“sponsor” are to ESM Sponsor, LP, a Cayman Islands exempted limited partnership, and an affiliate of our founder;

•	“warrants” are to our redeemable warrants sold as part of the units in our Initial Public Offering (whether they are purchased in our Initial Public Offering or thereafter in the open market).

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
ESM ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$275,261	$1,144,155
Prepaid expenses	100,891	191,491

Total current assets	376,152	1,335,646
Investments held in Trust Account	307,518,521	307,015,707

Total Assets	$307,894,673	$308,351,353

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$154,474	$361,404
Accrued expenses	3,423,516	1,748,867

Total current liabilities	3,577,990	2,110,271
Derivative warrant liabilities	2,718,396	11,673,112
Deferred underwriting commissions	10,742,923	10,742,923

Total liabilities	17,039,309	24,526,306
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 30,694,067 shares at $10.015 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	307,418,521	306,940,670
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 30,694,067 shares subject to possible redemption ) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,673,516 shares issued and outstanding as of June 30, 2022 and December 31, 2021	767	767
Additional paid-in capital	—	—
Accumulated deficit	(16,563,924)	(23,116,390)

Total shareholders’ deficit	(16,563,157)	(23,115,623)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$307,894,673	$308,351,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Period From January 13, 2021 (Inception) through June 30, 2021
General and administrative expenses	$1,091,383	$199,273	$2,367,213	$356,777
General and administrative expenses - related party	30,000	37,000	60,000	37,000

Loss from operations	(1,121,383)	(236,273)	(2,427,213)	(393,777)
Other income (expenses)	—
Change in fair value of derivative warrant liabilities	3,677,830	3,258,560	8,954,716	3,915,581
Offering costs - derivative warrant liabilities	—	(13,480)	—	(735,150)
Income from investments held in Trust Account	372,908	7,236	502,814	10,570

Net income	$2,929,355	$3,016,043	$7,030,317	$2,797,224

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,694,067	30,503,389	30,694,067	19,975,198

Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.08	$0.18	$0.10

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,673,516	7,625,847	7,673,516	7,567,764

Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.08	$0.18	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	7,673,516	$767	$—	$(23,116,390)	$(23,115,623)
Net income	—	—	—	—	—	4,100,962	4,100,962
Remeasurement of redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(104,943)	(104,943)

Balance - March 31, 2022	—	—	7,673,516	767	—	(19,120,371)	(19,119,604)
Remeasurement of redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(372,908)	(372,908)
Net income	—	—	—	—	—	2,929,355	2,929,355

Balance - June 30, 2022	—	$—	7,673,516	$767	$—	$(16,563,924)	$(16,563,157)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 13, 2021 (inception)	—	$ —	—	$ —	$ —	$ —	$ —
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Excess cash received over the fair value of the private placement warrants					1,217,894		1,217,894
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(1,242,031)	(27,552,034)	(28,794,065)
Net loss	—	—	—	—	—	(218,819)	(218,819)

Balance - March 31, 2021	—	—	8,625,000	863	—	(27,770,853)	(27,769,990)
Excess cash received over the fair value of the private placement warrants	—	—	—	—	40,718	—	40,718
Forfeiture of Class B ordinary shares (1)	—	—	(951,484)	(96)	96	—	—
Remeasurement of Class A ordinary shares subject to possible redemption amount, over-allotment	—	—	—	—	(40,814)	(572,679)	(613,493)
Net income	—	—	—	—	—	3,016,043	3,016,043

Balance - June 30, 2021	—	$—	7,673,516	$767	$—	$(25,327,489)	$(25,326,722)

(1)
This number includes up to 1,125,000 Class
 B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On April
 22, 2021, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional 694,067 units occurred on April
 26, 2021. Also, on April
 26, 2021, 951,484 Class
 B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From January 13, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income	$7,030,317	$2,797,224
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,954,716)	(3,915,581)
Offering costs - derivative warrant liabilities	—	735,150
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(502,814)	(10,570)
Changes in operating assets and liabilities:
Prepaid expenses	90,600	(313,821)
Accounts payable	(206,930)	65,241
Accrued expenses	1,674,649	43,338

Net cash used in operating activities	(868,894)	(574,019)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(306,940,670)

Net cash used in investing activities	—	(306,940,670)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(154,739)
Proceeds received from initial public offering, gross	—	306,940,670
Proceeds received from private placement	—	8,638,813
Offering costs paid	—	(6,473,220)

Net cash provided by financing activities	—	308,951,524

Net change in cash	(868,894)	1,436,835
Cash - beginning of the period	1,144,155	—

Cash - end of the period	$275,261	$1,436,835

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$112,775
Offering costs included in note payable	$—	$127,940
Prepaid expenses paid by related party under promissory note	$—	$26,800
Deferred underwriting commissions	$—	$10,742,923
Remeasurement of Class A ordinary shares subject to possible redemption	$477,851	$29,407,558
The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and after the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering along with other income and expenses related to changes in the fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

The Company will provide its holders (the “Public Shareholders”) of the Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Upon the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
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
June 30, 2022

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
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the conditions and events that are relevant to the Company’s ability to meet its obligations as they become due within one year after the date that financial statements are issued. As of June 30, 2022, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $3.2 million.

1
0

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that the Company’s liquidity, and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. Management plans to complete a business combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however no financing is currently committed.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination

1
1

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

1
2

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 30,694,067 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including the sale of shares in the Over-Allotment), the Company recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption. Subsequent increases in the carrying value of Class A ordinary shares subject to redemption reduces retained earnings (or in the absence of retained earnings, additional paid-in capital, or accumulated deficit if no paid-in capital is available) and reduces net income (or increases net loss) to arrive at net income available to common shareholders in computing basic and diluted net income per share.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 13, 2021 (inception) through June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,990,564 Class A ordinary shares in the calculation of diluted income per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021. The initial remeasurement associated with the redeemable Class A ordinary shares was excluded from earnings per share as the initial redemption value approximated fair value.
The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

1
3

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$2,343,484	$585,871	$2,412,834	$603,209
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,694,067	7,673,516	30,503,389	7,625,847

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.08	$0.08

	For The Six Months Ended June 30, 2022		For The Period From January 13, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$5,624,254	$1,406,063	$2,028,653	$768,571
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,694,067	7,673,516	19,975,198	7,567,764

Basic and diluted net income per ordinary share	$0.18	$0.18	$0.10	$0.10

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3—Initial Public Offering
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
Note 4—Related Party Transactions
Founder Shares
On January 15, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so

1
4

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of June 30, 2022 and December 31, 2021, 7,673,516 Class B ordinary shares were outstanding with none subject to forfeiture.
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
Related Party Loans
On January 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was no
n-interest
bearing and payable on the earlier of January 31, 2022 or upon the completion of the Initial Public Offering. The Company borrowed a total of $154,739 under the Note, all of which represents certain costs paid by the Sponsor on the Company’s behalf. On March 15, 2021, the Company fully repaid the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

1
5

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on NYSE, the Company agreed to pay affiliates of the Sponsor a total of $10,000 per month for office space, utilities, secretarial, administrative services and support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $37,000, respectively, under this agreement, which are presented as general and administrative expenses-related party in the accompanying condensed statements of operations. For the six months ended June 30, 2022 and for the period from January 13, 2021 (inception) through June 30, 2021, the Company incurred expenses of $60,000 and $37,000, respectively, under this agreement, which are presented as general and administrative expenses-related party in the accompanying condensed statements of operations.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s condensed financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
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
Note 6 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2022 and December 31, 2021, there were 30,694,067 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption.
The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed balance sheets as of December 31, 2021 and June 30, 2022 are reconciled on the following table:

Gross proceeds from the Initial Public Offering	$306,940,670
Less:
Fair value of Public Warrants at issuance	(12,685,850)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,721,708)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption amount	29,407,558
Class A ordinary shares subject to possible redemption as of December 31, 2021	$306,940,670
Remeasurement on Class A ordinary shares subject to possible redemption amount	477,851
Class A ordinary shares subject to possible redemption as of June 30, 2022	$307,418,521

1
6

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

Note 7 - Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 30,694,067 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and classified as temporary equity (see Note 6).
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
Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of June 30, 2022 and December 31, 2021, 7,673,516 Class B ordinary shares were issued and outstanding with none subject to forfeiture. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.
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
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately meet the performance condition multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

1
7

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

Note 8 - Derivative Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had warrants outstanding to purchase an aggregate of 15,990,564 Class A ordinary shares, comprised of 10,231,355 Public Warrants and the 5,759,209 Private Placement Warrants outstanding.
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

1
8

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

valued using the publicly traded price of such warrants. The initial fair value estimate of the Private Placement Warrants was measured using the Black-Scholes option pricing model and then subsequently was measured using the price of the Public Warrants.
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$307,518,521	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$1,739,330	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$979,066	$—
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury securities	$307,015,707	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$7,468,889	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$4,204,223	$—
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
For the three months ended June 30, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $3.7 million and $3.3 million, respectively. For the six months ended June 30, 2022 and for the period from January 13, 2021 (inception) through June 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $9.0 million and $3.9 million, respectively. Gains and losses from changes in fair value of derivative warrant liabilities are presented in the accompanying condensed statements of operations.

2
0

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2022

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
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 13, 2021 (inception) through June 30, 2021 is summarized as follows:

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

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

2
1

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
Overview
We are a newly incorporated blank check company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.
The issuance of additional ordinary shares or preference shares in a business combination:

•
may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

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

Liquidity and Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the conditions and events that are relevant to the Company’s ability to meet its obligations as they become due within one year after the date that financial statements are issued. As of June 30, 2022, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $3.2 million. The working capital deficit relates primarily to accruals for vendors performing due diligence and assisting with prospective business combinations.
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account, and change in fair value of warrant liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in our search for and completion of a Business Combination.
For the three months ended June 30, 2022, we had a net income of approximately $2.9 million, which consisted of approximately $373,000 in income from investments held in the Trust Account, non-operating
income of approximately $3.7 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $1.1 million in general and administrative expenses.
For the three months ended June 30, 2021, we had a net income of approximately $3.0 million, which consisted of approximately $236,000 in general and administrative expenses, a gain of approximately $3.3 million resulting from changes in fair value of derivative warrant liabilities, approximately $13,000 of offering costs related to derivative warrant liabilities issued in the Over-Allotment and in the second closing of the Private Placement concurrent with the Over-Allotment, which was partially offset by approximately $7,000 of income on investments held in the Trust Account.
For the six months ended June 30, 2022, we had a net income of approximately $7.0 million, which consisted of approximately $503,000 in income from investments held in the Trust Account, non-operating
income of approximately $9.0 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $2.4 million in general and administrative expenses.
For the period from January 13, 2021 (inception) through June 30, 2021, we had a net income of approximately $2.8 million, which consisted of approximately $394,000 in general and administrative expenses, approximately $735,000 of offering costs related to derivative warrant liabilities, which was offset by approximately $3.9 million gain from changes in fair value of derivative warrant liabilities, and approximately $11,000 of income on investments held in the Trust Account.

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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s condensed financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 30,694,067 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering (including the sale of shares in the Over-Allotment), we recognized the remeasurement from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption. Subsequent increases in the carrying value of Class A ordinary shares subject to redemption reduces retained earnings (or in the absence of retained earnings, additional paid-in capital, or accumulated deficit if no paid-in capital is available) and reduces net income (or increases net loss) to arrive at net income available to common shareholders in computing basic and diluted net income per share.
Net Income Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,990,564 Class A ordinary shares in the calculation of diluted income per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 13, 2021 (inception) through June 30, 2021. The initial remeasurement associated with the redeemable Class A ordinary shares was excluded from earnings per share as the initial redemption value approximated fair value.
We have considered the effect of Class B ordinary shares that were excluded from the weighted average number as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our controls around i) the interpretation and accounting for certain complex financial instruments issued by the Company, and ii) our failure to accrue interest and dividends earned in the Trust Account in the correct accounting period, was not effectively designed or maintained. The material weakness relating to complex financial instruments resulted in the restatement of the Company’s balance sheet as of March 12, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness resulted in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. The failure to accrue interest and dividends resulted in us having to record a post-closing journal entry to correct the error prior to filing this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below:
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A.  Risk Factors.
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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest
bearing and payable on the earlier of January 31, 2022 or upon the completion of the Initial Public Offering. As of June 30, 2022, the loan balance was $0.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
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

Dated: August 15, 2022		ESM ACQUISITION CORPORATION

	By:	/s/ Sir Michael Davis
	Name:	Sir Michael Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey A. Ball
	Name:	Jeffrey A. Ball
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

29