Form 10-Q
period 2022-09-30
ESM Acquisition Corp
filed 2022-11-14
CIK 1841420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
11
, 2022, there were 30,694,067 Class A ordinary shares, $0.0001 par value, and 7,673,516 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ESM ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	4

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	4

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and the period from January 13, 2021 (inception) through September 30, 2021	5

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and the period from January 13, 2021 (inception) through September 30, 2021	6

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the period from January 13, 2021 (inception) through September 30, 2021	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		30

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
ESM ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$302,832	$1,144,155
Prepaid expenses	25,417	191,491

Total current assets	328,249	1,335,646
Investments held in Trust Account	308,904,522	307,015,707

Total Assets	$309,232,771	$308,351,353

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$255,446	$361,404
Accrued expenses	4,625,214	1,748,867
Working capital loan—related party	500,000	—

Total current liabilities	5,380,660	2,110,271
Derivative warrant liabilities	1,279,245	11,673,112
Deferred underwriting commissions	10,742,923	10,742,923

Total liabilities	17,402,828	24,526,306
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 30,694,067 shares at $10.061 and $10.000 per share as of September 30, 2022 and December 31, 2021, respectively	308,804,522	306,940,670
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 30,694,067 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,673,516 shares issued and outstanding as of September 30, 2022 and December 31, 2021	767	767
Additional paid-in capital	—	—
Accumulated deficit	(16,975,346)	(23,116,390)

Total shareholders’ deficit	(16,974,579)	(23,115,623)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$309,232,771	$308,351,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From January 13, 2021 (Inception) through September 30, 2021
General and administrative expenses	$1,820,573	$624,280	$4,187,786	$981,057
General and administrative expenses—related party	30,000	30,000	90,000	67,000

Loss from operations	(1,850,573)	(654,280)	(4,277,786)	(1,048,057)
Other income (expenses)	—
Change in fair value of derivative warrant liabilities	1,439,151	5,596,697	10,393,867	9,512,278
Offering costs—derivative warrant liabilities	—	—	—	(735,150)
Income from investments held in Trust Account	1,386,001	34,067	1,888,815	44,637

Net income	$974,579	$4,976,484	$8,004,896	$7,773,708

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	30,694,067	30,694,067	30,694,067	23,753,496

Basic and diluted net income per share, Class A ordinary shares	$0.03	$0.13	$0.21	$0.25

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,673,516	7,673,516	7,673,516	7,607,035

Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.13	$0.21	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	—	$—	7,673,516	$767	$—	$(23,116,390)	$(23,115,623)
Remeasurement of redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(104,943)	(104,943)
Net income	—	—	—	—	—	4,100,962	4,100,962

Balance—March 31, 2022	—	—	7,673,516	767	—	(19,120,371)	(19,119,604)
Remeasurement of redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(372,908)	(372,908)
Net income	—	—	—	—	—	2,929,355	2,929,355

Balance—June 30, 2022	—	—	7,673,516	767	—	(16,563,924)	(16,563,157)
Remeasurement of redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,386,001)	(1,386,001)
Net income	—	—	—	—	—	974,579	974,579

Balance—September 30, 2022	—	$—	7,673,516	$767	$—	$(16,975,346)	$(16,974,579)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY
13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Excess cash received over the fair value of the private placement warrants					1,217,894		1,217,894
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(1,242,031)	(27,552,034)	(28,794,065)
Net loss	—	—	—	—	—	(218,819)	(218,819)

Balance—March 31, 2021	—	—	8,625,000	863	0	(27,770,853)	(27,769,990)
Excess cash received over the fair value of the private placement warrants	—	—	—	—	40,718	—	40,718
Forfeiture of Class B ordinary shares	—	—	(951,484)	(96)	96	—	—
Remeasurement of Class A ordinary shares subject to possible redemption amount, over-allotment	—	—	—	—	(40,814)	(572,679)	(613,493)
Net income	—	—	—	—	—	3,016,043	3,016,043

Balance—June 30, 2021	—	—	7,673,516	767	—	(25,327,489)	(25,326,722)
Net income	—	—	—	—	—	4,976,484	4,976,484

Balance—September 30, 2021	—	$—	7,673,516	$767	$—	$(20,351,005)	$(20,350,238)

(1)
This number includes up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On April 22, 2021, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional 694,067 units occurred on April 26, 2021. Also, on April 26, 2021, 951,484 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022	For The Period From January 13, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income	$8,004,896	$7,773,708
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,393,867)	(9,512,278)
Offering costs—derivative warrant liabilities	—	735,150
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Income from investments held in Trust Account	(1,888,815)	(44,637)
Changes in operating assets and liabilities:
Prepaid expenses	166,074	(236,241)
Accounts payable	(105,958)	40,369
Accrued expenses	2,876,347	517,702

Net cash used in operating activities	(1,341,323)	(701,227)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(306,940,670)

Net cash used in investing activities	—	(306,940,670)

Cash Flows from Financing Activities:
Working capital loan—related party	500,000	—
Repayment of note payable to related party	—	(154,739)
Proceeds received from initial public offering, gross	—	306,940,670
Proceeds received from private placement	—	8,638,813
Offering costs paid	—	(6,480,020)

Net cash provided by financing activities	500,000	308,944,724

Net change in cash	(841,323)	1,302,827
Cash—beginning of the period	1,144,155	—

Cash—end of the period	$302,832	$1,302,827

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$105,975
Offering costs included in note payable	$—	$127,940
Prepaid expenses paid by related party under promissory note	$—	$26,800
Deferred underwriting commissions	$—	$10,742,923
Remeasurement of Class A ordinary shares subject to possible redemption	$1,863,852	$29,407,558
The accompanying notes are an integral part of these unaudited condensed financial statements.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

Note 1—Description of Organization and Business Operations
ESM Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on
January 13, 202
1. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 13, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and after the Initial Public Offering, identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering along with other income and expenses related to changes in the fair value of derivative warrant liabilities. The Company has selected December 31 as its fiscal year end.
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
September 30, 2022

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
September 30, 2022

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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the conditions and events that are relevant to the Company’s ability to meet its obligations as they become due within one year after the date that financial statements are issued. As of September 30, 2022, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $5.1 million. As of September 30, 2022, there was $500,000 outstanding under Working Capital Loans (as defined in Note 4).

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the Company’s liquidity, and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. Management plans to complete a business combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however sufficient financing is not currently committed.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

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
Working Capital Loan
On September 7, 2022, the Sponsor agreed to loan the Company up to $1,000,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principal of $500,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principal of the note divided by $1.50. The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in Company’s condensed statements of operations each reporting period until the loan is repaid or converted. As of September 30, 2022, the fair value of the Working Capital Loan was de minimis.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 30,694,067 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from January 13, 2021 (inception) through September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,990,564 Class A ordinary shares in the calculation of diluted income per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021. The initial remeasurement associated with the redeemable Class A ordinary shares was excluded from earnings per share as the initial redemption value approximated fair value.
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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For The Three Months Ended September 30, 2022		For The Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$779,663	$194,916	$3,981,187	$995,297
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,694,067	7,673,516	30,694,067	7,673,516

Basic and diluted net income per ordinary share	$0.03	$0.03	$0.13	$0.13

	For The Nine Months Ended September 30, 2022		For The Period From January 13, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$6,403,917	$1,600,979	$5,888,062	$1,885,646
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,694,067	7,673,516	23,753,496	7,607,035

Basic and diluted net income per ordinary share	$0.21	$0.21	$0.25	$0.25

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note
3-Initial
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
Note
4-Related
Party Transactions
Founder Shares
On January 15, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of September 30, 2022 and December 31, 2021, 7,673,516 Class B ordinary shares were outstanding with none subject to forfeiture.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

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
On September 7, 2022, the Sponsor entered into a Working Capital Loan with the Company for up to $1,000,000 to be used for a portion of the expenses of the Company. As of September 30, 2022, an aggregate of $500,000 had been funded under the applicable loan agreement. At the option of the Sponsor, the outstanding principle of $500,000 may be converted into Conversion Warrants equal to the outstanding principle of the note divided by $1.50. As of September 30, 2022 and December 31, 2021, the Company had $500,000 and $0 borrowings under the Working Capital Loans, respectively.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on NYSE, the Company agreed to pay affiliates of the Sponsor a total of $10,000 per month for office space, utilities, secretarial, administrative services and support services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000, respectively, under this agreement, which are presented as general and administrative expenses-related party in the accompanying condensed statements of operations. For the nine months ended September 30, 2022 and for the period from January 13, 2021 (inception) through September 30, 2021, the Company incurred expenses of $90,000 and $67,000, respectively, under this agreement, which are presented as general and administrative expenses-related party in the accompanying condensed statements of operations.
Note 5—Commitments and Contingencies
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

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
Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2022 and December 31, 2021, there were 30,694,067 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the accompanying condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption.
The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed balance sheets as of December 31, 2021 and September 30, 2022 are reconciled on the following table:

Gross proceeds from the Initial Public Offering	$306,940,670
Less:
Fair value of Public Warrants at issuance	(12,685,850)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(16,721,708)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption amount	29,407,558

Class A ordinary shares subject to possible redemption as of December 31, 2021	$306,940,670

Remeasurement on Class A ordinary shares subject to possible redemption amount	1,863,852
Class A ordinary shares subject to possible redemption as of September 30, 2022	$308,804,522

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

Note 7—Shareholders’ Deficit
Preference Shares
The Company is authorized to issue 5,000,000 preference shares, with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 30,694,067 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and classified as temporary equity (see Note 6).
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
Simultaneously with the closing of the Over-Allotment on April 26, 2021, 951,484 Class B ordinary shares were forfeited. As of September 30, 2022 and December 31, 2021, 7,673,516 Class B ordinary shares were issued and outstanding with none subject to forfeiture. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law.
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
The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately meet the performance condition multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

Note 8—Derivative Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company had warrants outstanding to purchase an aggregate of 15,990,564 Class A ordinary shares, comprised of 10,231,355 Public Warrants and the 5,759,209 Private Placement Warrants outstanding.
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

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
September 30, 2022

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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$308,904,522	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$818,508	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$460,737	$—
December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury securities	$307,015,707	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$7,468,889	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$4,204,223	$—
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

ESM ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022

The initial estimated fair value of the Public Warrants was measured using a Monte Carlo simulation. The initial and subsequent fair value estimates of the Private Placement Warrants is measured using a Black-Scholes option pricing model. Beginning in April 2021, the estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants.
For the three months ended September 30, 2022 and 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $1.4 million and $5.6 million, respectively. For the nine months ended September 30, 2022 and for the period from January 13, 2021 (inception) through September 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $10.4 million and $9.5 million, respectively. Gains and losses from changes in fair value of derivative warrant liabilities are presented in the accompanying condensed statements of operations.
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
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 13, 2021 (inception) through September 30, 2021 is summarized as follows:

Level 3—Derivative warrant liabilities at January 13, 2021 (inception)	$—
Issuance of Public Warrants	12,440,614
Issuance of Private Placement Warrants	7,282,106
Change in fair value of derivative warrant liabilities	(657,021)

Level 3—Derivative warrant liabilities at March 31, 2021	$19,065,699
Issuance of Public Warrants—over-allotment	245,236
Issuance of Private Placement Warrants—over-allotment	98,095
Transfer of Public Warrants to Level 1	(12,261,026)
Transfer of Private Placement Warrants to Level 2	(7,148,003)

Level 3—Derivative warrant liabilities at June 30, 2021	$—
Level 3—Derivative warrant liabilities at September 30, 2021	$—

Note 10—Subsequent Events
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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the conditions and events that are relevant to the Company’s ability to meet its obligations as they become due within one year after the date that financial statements are issued. As of September 30, 2022, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $5.1 million. As of September 30, 2022, there was $500,000 outstanding under Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company’s liquidity, and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. Management plans to complete a business combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however sufficient financing is not currently committed.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account and change in fair value of warrant liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in our search for and completion of a Business Combination.

For the three months ended September 30, 2022, we had a net income of approximately $1.0 million, which consisted of approximately $1.4 million in income from investments held in the Trust Account, non-operating income of approximately $1.4 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $1.9 million in general and administrative expenses.

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

For the nine months ended September 30, 2022, we had a net income of approximately $8.0 million, which consisted of approximately $1.9 million in income from investments held in the Trust Account, non-operating income of approximately $10.4 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $4.3 million in general and administrative expenses.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 30,694,067 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 15,990,564 Class A ordinary shares in the calculation of diluted income per share because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 13, 2021 (inception) through September 30, 2021. The initial remeasurement associated with the redeemable Class A ordinary shares was excluded from earnings per share as the initial redemption value approximated fair value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our controls around i) the interpretation and accounting for certain complex financial instruments issued by the Company, and ii) our failure to accrue interest and dividends earned in the Trust Account in the correct accounting period, was not effectively designed or maintained. The material weakness relating to complex financial instruments resulted in the restatement of the Company’s balance sheet as of March 12, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness resulted in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. The failure to accrue interest and dividends resulted in us having to record a post-closing journal entry to correct the error prior to filing the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below:

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

PART II—OTHER INFORMATION

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing and payable on the earlier of January 31, 2022 or upon the completion of the Initial Public Offering. As of September 30, 2022, the loan balance was $0.

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

Dated: November 11, 2022		ESM ACQUISITION CORPORATION

	By:	/s/ Sir Michael Davis
	Name:	Sir Michael Davis
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey A. Ball
	Name:	Jeffrey A. Ball
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)